Form 10-K
period 2002-05-31
GREATAMERICA LEASING RECEIVABLES 2002-1 LLC
filed 2002-08-28
CIK 1160255

FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the eight month period ended May 31, 2002

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
             (exact name of Registrant as specified in its charter)


                Delaware                                         42-1525285
        (state of incorporation)                              (I.R.S. Employer
                                                             Identification No.)

                          625 First St. S.E., Suite 601
                             Cedar Rapids, IA 52401
                                 (319) 366-7577

          (Address and Telephone Number of Principal Executive Officer)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant. None.

                                     PART I

Item 1.                    Business

GreatAmerica Leasing Receivables 2002-1, L.L.C. (the "Company") is a limited purpose limited liability company established under laws of the state of Delaware and was formed by GreatAmerica Leasing Corporation (the "Originator") who holds a 100% membership interest, pursuant to the Limited Liability Company Agreement dated September 24, 2001 (the "Limited Liability Agreement"). The activities of the Company are limited by the terms of the Limited Liability Agreement to purchasing equipment leases and lease receivables (including equipment), loan agreements and other financing agreements, issuing notes secured by such assets and other activities related thereto. The leases, loans, and other agreements purchased are originated throughout the United States of America. Prior to and including March 27, 2002, the Company did not conduct any activities.

Item 2.                    Properties

The Company neither owns nor leases any physical properties.

Item 3.                    Legal Proceedings

The Company is not aware of any material pending legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5.                    Market for Registrant's Common Equity and Related
                           Stockholder Matters

The Company is not an issuer of common stock in a corporation. The equity of the Company is 100% owned by the Originator and there is no established public trading market.

Item 6.                    Selected Financial Data

This is the first year of operation for the Company, so there are no meaningful comparisons to prior years which might highlight certain significant trends in the Company's financial condition and results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section, and other portions of this Annual Report on Form 10-K, contain statements relating to future results of the Company that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to changes in economic conditions, availability of lease business to the Company, changes in personnel and the success or failure of the Company's customers as well as other risks and uncertainties. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

On March 28, 2002 the Company issued $223,132,107 in Receivable-Backed Notes through a public offering. In addition the Company issued $24,508,790 in Receivable-Backed Notes through a private placement. The proceeds were used to purchase $247,640,897 of lease contracts from the Originator. The notes are secured by certain lease receivables and equipment and were issued pursuant to the terms of an Indenture, a Transfer and Servicing Agreement and other related transaction agreements. The Company has timely paid all principal, and interest, and fees owing with respect to the notes and there are no known defaults under any of the transaction agreements. This is the first year of operation for the Company, so there are no meaningful comparisons to the prior year. Management believes the cash flow from the lease contracts will be sufficient to pay the debt service on the notes payable.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The notes issued by the Company have fixed rates, therefore, the Company is not sensitive to changes in interest rates. The following table shows the expected maturity of the outstanding notes at May 31, 2002:

Years Ending May 31,                                  Average Interest Rate
--------------------                                  ---------------------
         2003                   $       83,363,631             4.42%
         2004                           70,706,334             4.78%
         2005                           47,191,391             5.01%
         2006                           28,036,990             5.09%
         2007                            4,301,612             5.51%
                                -----------------
         Total                  $     233,599,958
                                =================

Item 8.                    Financial Statements and Supplemental Data

The following financial statements and related information are included in Item
8:

         Independent Auditors' Report
         Balance Sheet as of May 31, 2002
         Statement of Operations for the Eight Month Period Ended May 31, 2002 Statement of Members' Equity for the Eight Month Period Ended May 31, 2002
         Statement of Cash Flow for the Eight Month Period Ended May 31,
         2002
         Notes to the Financial Statements for the Eight Month Period Ended May 31,2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
GreatAmerica Leasing Receivables 2002-1, L.L.C.
Cedar Rapids, Iowa

We have audited the accompanying balance sheet of GreatAmerica Leasing Receivables 2002-1, L.L.C. (the "Company"), a wholly owned subsidiary of GreatAmerica Leasing Corporation, as of May 31, 2002, and the related statements of operations, members' equity, and cash flows for the eight month period ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of GreatAmerica Leasing Receivables 2002-1, L.L.C. as of May 31, 2002, and the results of its operations and its cash flows for the eight month period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




/s/Deloitte & Touche LLP

Cedar Rapids, Iowa
August 16, 2002

                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
                               Balance Sheet as of
                                  May 31, 2002

Assets:

Cash                                                              $  11,327,489
Cash, restricted                                                      3,612,651

Direct Financing Leases:
         Minimum Lease Payments                                     253,203,152
         Estimated Unguaranteed Residual Values                      16,850,243
         Unearned Income                                            (43,360,347)
         Allowance for Doubtful Accounts                             (3,981,146)
                                                                  -------------
         Net Investment in Direct Finance Leases                    222,711,902
                                                                  -------------
Capitalized Securitization Costs, net of

accumulated amortization: 2002-$160,436                               1,503,478
                                                                  -------------
Total Assets                                                      $ 239,155,520
                                                                  =============
Liabilities:

Notes Payable                                                     $ 233,599,958
Accrued Interest                                                        408,906
Due to Affiliate                                                        739,371
                                                                  -------------
Total Liabilities                                                   234,748,235
                                                                  -------------
Members' Equity:
Paid in Capital                                                           1,000
Retained Earnings                                                     4,406,285
                                                                  -------------
Total Members' Equity                                                 4,407,285
                                                                  -------------
Total Liabilities and Members' Equity                             $ 239,155,520
                                                                  =============

The accompanying notes are an integral part of these financial statement.

                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
                             Statement of Operations
                      Eight Month Period Ended May 31, 2002

Revenues:

         Direct Financing Leases                                      $6,542,060
         Interest Income                                                  36,052
         Gain on Termination of Leases                                   115,193
         Other Income                                                      2,729
                                                                      ----------
         Total Revenues                                                6,696,034
                                                                      ----------
Expenses:

         Interest Expense                                              1,714,613
         Selling, General and Administrative                             575,136
                                                                      ----------
         Total Expenses                                                2,289,749
                                                                      ----------
Net Income                                                            $4,406,285
                                                                      ==========

The accompanying notes are an integral part of these financial statements.



                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
                          Statement of Members' Equity
                      Eight Month Period Ended May 31, 2002

                                   Paid in      Retained
                                   Capital       Earnings        Total
                                 -----------   ------------   ----------
Balances at October 1, 2001      $       ---   $        ---   $      ---
Contribution from Parent               1,000            ---        1,000
Net Income for 2002                      ---      4,406,285    4,406,285
                                 -----------   ------------   ----------
Balances at May 31, 2002         $     1,000   $  4,406,285   $4,407,285
                                 ===========   ============   ==========

The accompanying notes are an integral part of these financial statements.

                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
                             Statement of Cash Flows
                  For the Eight Month Period Ended May 31, 2002

Cash Flows from Operating Activities:

         Net Income                                               $   4,406,285

         Adjustments to Reconcile Net Income to Net Cash
         Flows from Operating Activities:
                  Gain on Termination of Leases                        (115,193)
                  Amortization of Capitalized Securitization
                     Costs                                              160,436
                  Increase in Restricted Cash                        (3,612,651)
                  Increase in Due to Affiliate                          739,371
                  Increase in Accrued Interest                          408,906
                                                                  -------------
         Net Cash Flows from Operating Activities                     1,987,154
                                                                  -------------
Cash Flows from Investing Activities:

         Purchase of Direct Financing Leases from Originator       (247,640,897)
         Repayment of Direct Financing Leases                        23,442,086
         Proceeds on Termination of Leases                            1,602,102
                                                                  -------------
         Net Cash Flows from Investing Activities                  (222,596,709)
                                                                  -------------
Cash Flows from Financing Activities:

         Proceeds from Notes Payable                                247,640,897
         Repayment on Notes Payable                                 (14,040,939)
         Payment of Securitization Costs                             (1,663,914)
         Contribution from Parent                                         1,000
                                                                  -------------
         Net Cash Flows from Financing Activities                   231,937,044
                                                                  -------------
Net Increase in Cash                                                 11,327,489
Cash at the Beginning of the Period                                        --
                                                                  -------------
Cash at the End of the Period                                     $  11,327,489
                                                                  =============
Supplemental Disclosures:
         Cash Paid during the Period for Interest                 $   1,305,707


The accompanying notes are an integral part of the financial statements.

                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
                          Notes to Financial Statements
                  For the Eight Month Period Ended May 31, 2002

1.   Nature of Operations and Significant Accounting Policies

         NATURE OF OPERATIONS-GreatAmerica Leasing Receivables 2002-1, L.L.C. (the "Company") is a limited purpose limited liability company established under the laws of the state of Delaware and was formed by GreatAmerica Leasing Corporation (the "Originator") who holds a 100% membership interest, pursuant to the Limited Liability Company Agreement dated September 24, 2001 (the "Limited Liability Agreement"). The activities of the Company are limited by the terms of the Limited Liability Agreement to purchasing equipment leases and lease receivables (including equipment), loan agreements and other financing agreements, issuing notes collateralized by such assets and other activities related thereto. The leases, loans, and other agreements purchased are originated throughout the United States of America. The Company was originally capitalized on October 1, 2001. Prior to and including March 27, 2002 the Company did not conduct any activities.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for doubtful accounts and the estimated unguaranteed residual values on the lease receivable contracts purchased.

         Although the Originator attempts to mitigate credit risk through the use of a variety of commercial credit reporting agencies when processing customer applications, failure of the customers to make scheduled payments under their equipment lease contracts could have a material near-term impact on the allowance for doubtful accounts.

         Realization of unguaranteed residual values depends on many factors, several of which are not within the Company's control, including general market conditions at the time of the original lease contract's expiration, whether there has been unusual wear and tear on, or use of, the equipment, the cost of comparable new equipment and the extent, if any, to which the equipment has become technologically or economically obsolete during the contract term. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
                    Notes to Financial Statements (Continued)
                  For the Eight Month Period Ended May 31, 2002

         CERTAIN RISK CONCENTRATION-The Company's direct financing leases are concentrated in the services, manufacturing, and retail trade industries, representing approximately 48%, 12% and 11% of the Company's minimum lease payments receivable at May 31, 2002.

         RESTRICTED CASH-The Company is required to maintain a reserve fund equal to the greater of 1.00% of the initial aggregate discounted contract balance or 1.50% of the then outstanding aggregate discounted balance. The reserve fund balance was $3,612,651 at May 31, 2002. The remaining available amounts are required to be distributed in accordance with the securitization agreement.

         CAPITALIZED SECURITIZATION COSTS-Capitalized securitization costs are amortized over the terms of the related debt agreement using the effective yield method.

         NET INVESTMENT IN DIRECT FINANCING LEASES - At the time the lease receivable contracts were purchased from the Originator the Company recorded the remaining lease contract receivable, an estimated unguaranteed residual value and unearned lease income. The unearned lease income represents the excess of the remaining lease contract receivable plus the unamortized estimated residual value over the carrying value of the lease receivable contracts. The unearned income is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Lessees are responsible for all taxes, insurance and maintenance costs.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Originator performs credit evaluations prior to the approval of a lease contract. Subsequently, after being purchased by the Company, the payment history of the customer and the value of the underlying assets are monitored by the Company on an ongoing basis. The Company maintains an allowance for doubtful accounts for the estimated losses related to customers that are expected to be unable to discharge their obligations under the agreements. The allowance for doubtful accounts is maintained at a level deemed appropriate by management to provide for known and inherent risks in the portfolio. The allowance is based on past lease loss experience of the Originator, delinquency trends, current economic conditions and the underlying value of the leased assets. The consideration of such future losses also includes an evaluation for other than temporary declines in the value of the underlying leased assets. Leases which are deemed uncollectible are charged off and deducted from the allowance and recoveries are added to the allowance.

                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
                    Notes to Financial Statements (Continued)
                  For the Eight Month Period Ended May 31, 2002

         INCOME TAXES-The Company is taxed as a partnership. As such, the member of the Company includes the taxable income or loss of the Company in its income tax returns and the Company is not subject to income taxes.

         INCOME FROM DIRECT FINANCING LEASES-The Company suspends income recognition on all leases that are greater than 90 days past due. Income recognition has been suspended on finance receivables with a recorded balance of approximately $355,000 as of May 31, 2002.

         IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS-In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be amortized into income. SFAS 142 is effective beginning in fiscal year 2003, the adoption of SFAS 142 will have no impact on the Company since it has no goodwill or intangible assets.

         In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations. SFAS 143 is effective beginning in fiscal 2004 and requires recording the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. Management does not expect the adoption of SFAS 143 to have an impact on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective beginning in fiscal 2003 and management does not expect the adoption to have an impact on the Company's results of operations or financial position.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
                    Notes to Financial Statements (Continued)
                  For the Eight Month Period Ended May 31, 2002

2.   Direct Financing Leases

         Equipment leases are predominantly for office equipment. The length of the lease term on the leases initially purchased ranged from 3 to 70 months. The assets were purchased from the Originator, with funds that were obtained through the issuance of notes payable that were publicly offered, as described in a prospectus, dated March 22, 2002 previously filed with the Securities and Exchange Commission pursuant to Rule 424 A(b) 4. The schedule of remaining annual minimum payments from lessees and the unguaranteed residual values to be realized at the expiration of the direct financing leases at May 31, 2002 are as follows:

                                                                   Unguaranteed
         Years Ending May 31,      Minimum Lease Payment         Residual Values
         --------------------      ---------------------         ---------------
                  2003             $          96,151,540         $     1,002,091
                  2004                        77,476,285               4,618,700
                  2005                        49,250,759               3,906,027
                  2006                        26,284,842               4,718,248
                  2007                         3,978,595               2,605,177
                  Thereafter                      61,131                     ---
                                   ---------------------         ---------------
                                   $         253,203,152         $    16,850,243
                                   =====================         ===============

3.       Allowance for Doubtful Accounts

         Beginning balance at October 1, 2001                       $        --
         Allowance acquired from Originator                           4,358,430
         Additional allowance established for substitutions              11,708
         Charge-offs                                                   (170,865)
         Defaulted leases                                              (219,427)
         Recoveries                                                       1,300
                                                                    -----------
         Ending balance at May 31, 2002                             $ 3,981,146
                                                                    ===========

         Upon purchase of the leases from the Originator, the Company established a 1.76% allowance for doubtful accounts. Once a contract becomes charged-off or defaulted, the Originator has the option, but is not obligated, to substitute for that contract another contract or contracts having similar characteristics. The Originator may only substitute up to 10% of the initial aggregate discounted contract balance for all such contracts. The substitutions are accounted for as an equity contribution.

                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
                    Notes to Financial Statements (Continued)
                  For the Eight Month Period Ended May 31, 2002

4.       Related Party Transactions

         The Originator also serves as the contract servicer. In this function as servicer, it is responsible for collecting , enforcing, and administering the contracts. For performing the servicer function it is entitled to a monthly fee equal to 1/12 of .75% of the aggregate discounted contract balance of the contracts pledged to the indenture trustee as of the beginning of the related collection period. This fee is estimated by management to be at fair market value. Also in its function as servicer, if it determines that any scheduled payment with respect to any contract that was due during the collection period was not received in full prior to the related determination date, the servicer has the right to elect, but is not obligated, to advance the unpaid scheduled payment if it reasonably believes that the advance will be recovered from subsequent payments with respect to that contract.

         As the servicer, the Originator received fees for the eight month period ended May 31, 2002 totaling $401,323 in servicing fees. Also, the servicer has not been reimbursed for advances of $739,371 which are reflected on the balance sheet as due to affiliate.

5.       Notes Payable

         Notes Payable at May 31, 2002 consisted of seven classes of Receivable-Backed Notes at rates of 2.25794% to 5.55% maturing through December 2008. The weighted average borrowing rate was 4.10% at May 31, 2002. The Company has the option to substitute up to 10% of the initial principal amount of the notes sold for lease contracts that are in default and may substitute, without limitation, for lease contracts that are pre-paid. Principal and accrued interest are payable monthly as the underlying lease contracts are repaid.

                                                                  $ 233,599,958
                                                                  =============

         The aggregate maturities of the notes payable, based on scheduled payments as of May 31, 2002, are as follows:

           2003                                                    $ 83,363,631
           2004                                                      70,706,334
           2005                                                      47,191,391
           2006                                                      28,036,990
           2007                                                       4,301,612
                                                                   ------------
         Total                                                     $233,599,958
                                                                   ============

                 GreatAmerica Leasing Receivables 2002-1, L.L.C.
                    Notes to Financial Statements (Continued)
                  For the Eight Month Period Ended May 31, 2002

6.       Fair Value of Financial Instruments

         The fair value amounts disclosed below are based on estimates prepared by the Company based on valuation methods appropriate in the circumstances. Accounting principles generally accepted in the United States of America do not require disclosure for lease contracts. The carrying amount for financial instruments included among cash and cash equivalents and short-term payables approximates their fair value because of the short maturity of those instruments. The estimated fair value of other significant financial instruments are based principally on discounted future cash flows at rates commensurate with the credit, interest rate and prepayment risk involved.

         The estimated fair values of the Company's other significant financial instruments are as follows:

                                                       May 31, 2002

                                             -------------------------------
                                             Carrying Amount     Fair Value
                                             ---------------   -------------
         Notes Payable                        $ 233,599,958    $ 233,599,958
                                              =============    =============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes of accountants or disagreements on accounting or financial disclosures between the Company and its accountants.

                                    PART III

Item 10.                   Directors and Executive Officers of the Registrant

The following individuals comprise the board of directors and officers of the
Registrant:

Name                        Age            Position

Tony Golobic                57             President and Chief Executive Officer
Douglas D. Olson            52             Executive Vice President
Stanley M. Herkelman        40             Chief Financial Officer, Senior Vice
                                           President and Secretary
Marcene Tolley Valliere     43             Controller
Brett Steffen               31             Treasurer

All directors and officers hold office until their successors are elected and qualified, subject to early termination by removal or resignation.

Item 11.                   Executive Compensation

None of the officers of the Company are compensated directly by the Company, nor did the officers receive compensation in the capacities in which they acted for the Company.

The Company entered into a Transfer and Servicing Agreement dated as of March 1, 2002 with the Originator, under which the Originator services the lease receivables. The Originator is entitled to receive a monthly servicing fee equal to 1/12 of .75% of the aggregate discounted contract balance as of the beginning of the related collection period. The servicing fee totaled $401,323 for the eight month period ended May 31, 2002.

Item 12.                   Security Ownership of Certain Beneficial Owners and
                           Management

The Company is 100% owned by the Originator.

Item 13.                   Certain Relationships and Related Transactions

The Originator is entitled to receive a monthly servicing fee equal to 1/12 of ..75% of the aggregate discounted contract balance as of the beginning of the related collection period. The servicing fee totaled $401,323 for the eight month period ended May 31, 2002.

Once a contract becomes charged-off or defaulted, the Originator has the option, but is not obligated, to substitute for that contract another contract or contracts having similar characteristics. The Originator may only substitute up to 10% of the initial aggregate discounted contract balance for all such contracts. During the eight month period ended May 31, 2002, the Originator substituted $369,392 in leases for charged-off or defaulted leases.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial Statements

         The following financial statements are included in Part II, Item 8:

         Balance Sheet as of May 31, 2002 Statement of Operations for the Eight Month Period Ended May 31, 2002 Statement of Members' Equity for the Eight Month Period Ended May 31, 2002 Statement of Cash Flows for the Eight Month Period Ended May 31, 2002

(2)      Financial Statement Schedules

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the applicable information is included in the notes to the financial statements, and therefore have been omitted.

(3)      Exhibits

         Exhibit No.       Description
         --------------    -----------
         *3.1              Form of Certificate of Formation of the Company
         *3.2              Form of Limited Liability Company Agreement of the
                           Company
         *4                Form of Indenture
         99.1              Written Statement of the President and Chief
                           Executive Officer of GreatAmerica Leasing Receivables
                           2002-1, L.L.C. Pursuant to 18 U.S.C.ss.1350
         99.2              Written Statement of the Chief Financial Officer,
                           Senior Vice President and Secretary of GreatAmerica
                           Leasing Receivables 2002-1, L.L.C. Pursuant to
                           18 U.S.C.ss.1350

         *Incorporated by reference to the Exhibit of the same designation filed with the Registrant's Form S-1 registration statement filed on October 3, 2001 by the Registrant, with amendments subsequently filed on November 9, 2001 and March 7, 2002 and incorporated by reference hereto.

(b)      Reports on Form 8-K

         On April 5, 2002 the Registrant filed a report on Form 8-K to file information regarding the registration and issuance of $223,132,107 of Receivable-Backed Notes.

         On April 26, 2002 the Registrant filed a report on Form 8-K to file under Item 5 of the Form, Servicer report information.

         On May 20, 2002 the Registrant filed a report on Form 8-K to file under
         Item 5 of the Form, Servicer report information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GreatAmerica Leasing Receivables 2002-1, L.L.C.

                                 By: /s/Stan Herkelman

                                     -------------------------------------------
                                     Name:  Stan Herkelman

                                     Title: Chief Financial Officer, Senior Vice
                                            President and Secretary

August 28, 2002


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 By: /s/Tony Golobic

                                     -------------------------------------------
                                     Name: Tony Golobic
                                     Title: President and Chief Executive
                                            Officer



                                 By: /s/Douglas D. Olson

                                     -------------------------------------------
                                     Name: Douglas D. Olson
                                     Title: Executive Vice President



                                 By: /s/Marcene Tolley Valliere

                                     -------------------------------------------
                                     Name: Marcene Tolley Valliere
                                     Title: Controller